Form 10QSB
period 2006-10-31
CHINA BIOTECHNOLOGY, INC.
filed 2006-12-21
CIK 1375908

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2006

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from to

                           CHINA BIOTECHNOLOGY, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Florida                                  20-5489738
    (State or other jurisdiction of                 (I.R.S. employer
      incorporation or formation)                 identification number)

        2503 W. Gardner Ct. Tampa FL                       33611
        -------------------------------------           ------------
      (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: 813.335.4343

File Number:  005-82135

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,000,000 shares of common stock as of December 14, 2006.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - Financial Information...........................................................................4
Item 1. Financial Statements.............................................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........9
Item 3. Controls and Procedures.........................................................................11
PART II - OTHER INFORMATION.............................................................................12
Item 1.  Legal Proceedings..............................................................................12
Item 2. Changes in Securities...........................................................................12
Item 3. Defaults upon Senior Securities.................................................................12
Item 4. Submission of Matters to a Vote of Security Holders.............................................12
Item 5. Other Information...............................................................................12
Item 6. Exhibits........................................................................................12

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the registration statement filed with the Commission on Form 10-SB.

                            CHINA BIOTECHNOLOGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                   As of October 31, 2006 and August 31, 2006
                                  (Unaudited)

                                                                  October 31, 2006    August 31, 2006
                                                                   ---------------    ---------------
ASSETS

            Total Assets                                           $             0    $             0
                                                                   ===============    ===============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
   Accounts Payable                                                $             0    $         4,288
                                                                   ---------------    ---------------
            Total Liabilities                                                    0              4,288
                                                                   ---------------    ---------------
STOCKHOLDER'S EQUITY (DEFICIT):
  Preferred stock, no par value, 20,000,000 shares
        authorized, none issued                                    $            --    $            --
  Common stock, no par value, 1,000,000,000 shares
         authorized, 15,000,000 shares issued and outstanding                4,288              4,288
  Subscriptions receivable from founder                                          0             (4,288)
  Additional paid-in capital                                                15,693                 --
  Accumulated deficit                                                      (19,981)            (4,288)
                                                                   ---------------    ---------------
            Total  Stockholder's Equity (Deficit)                                0             (4,288)
                                                                   ---------------    ---------------

            Total Liabilities and Stockholder's Equity (Deficit)   $             0    $             0
                                                                   ===============    ===============

                            CHINA BIOTECHNOLOGY, INC.
                          (A Development Stage Company)
                              STATEMENT OF EXPENSES
    For the Period from August 30, 2006 (Inception) Through October 31, 2006
                                   (Unaudited)




                  REVENUE           $         --
                                    ------------

                  EXPENSES                19,981
                                    ------------

                  NET LOSS          $    (19,981)
                                    ============




NET LOSS PER COMMON SHARE - BASIC   $          *
                                    ============
WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING      15,000,000
                                    ============

* Less than $.01

                            CHINA BIOTECHNOLOGY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                       For the Period from August 30, 2006
                      (Inception) Through October 31, 2006
                                   (Unaudited)

                                                                                        Deficit
                                                                                       Accumulated
                                                       Additional                        During              Total
                               Common Stock             Paid-In        Subscription    Development       Stockholder's
                          Shares          Amount        Capital          Receivable       Stage              Equity
                       -------------   -------------   -------------   -------------    -------------    -------------
Issuance of common
stock to founder
on August 30, 2006
at $.000286
per share                 15,000,000   $       4,288   $          --   $      (4,288)   $          --    $          --

Repayment of
subscription
receivable                                                                     4,288                             4,288

Capital contribution
  by founder                                      --          15,693              --               --           15,693


Net loss                          --              --              --              --          (19,981)         (19,981)
                       -------------   -------------   -------------   -------------    -------------    -------------
Balances,
October  31, 2006         15,000,000   $       4,288   $      15,693   $          --    $     (19,981)   $           0
                       =============   =============   =============   =============    =============    =============

                            CHINA BIOTECHNOLOGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
    For the Period from August 30, 2006 (Inception) Through October 31, 2006
                                   (Unaudited)



NET CASH USED IN OPERATING ACTIVITIES - NET LOSS        $       (19,981)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of subscriptions receivable                        4,288
     Stockholder capital contribution                            15,693
                                                        ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        19,981
                                                        ---------------
Net change in cash                                                    0

Cash, beginning of period                                             0
                                                        ---------------
Cash, end of period                                     $             0

                                                        ===============

                            CHINA BIOTECHNOLOGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of China Biotechnology, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the China Biotechnology' latest Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended August 31, 2006, as reported in Form 10-SB, have been omitted.


NOTE 2 - Common Stock

Mr. Xu Han, President, purchased 15,000,000 shares of common stock for $4,288 on September 10, 2006 and made an additional capital contribution of $15,693 on October 10, 2006.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will restrict its potential candidate target companies to biotechnological businesses located directly or indirectly in China.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

      During the next twelve months we anticipate incurring costs related to:

      (i)   filing of Exchange Act reports, and

      (ii)  costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.


Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of October 31, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended October 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number,  Name and/or Identification of Exhibit


            31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Attached

            32 Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    China Biotechnology, Inc.



Date: December 15, 2006                     `       /s/ Xu Han
                                                    ---------------------------
                                                    Xu Han
                                                    Chief Executive Officer and
                                                    Chief Financial Officer