Form 10QSB
period 2007-01-31
CHINA BIOTECHNOLOGY, INC.
filed 2007-03-20
CIK 1375908

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

CHINA BIOTECHNOLOGY, INC.
(Name of Small Business Issuer in its charter)

Florida	20-5489738
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2503 W. Gardner Ct.
Tampa FL	33611
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 813.335.4343

File Number: 005-82135

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,000,000 shares of common stock as of February 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the our latest registration statement filed with the Commission on Form 10-SB.

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
As of January 31, 2007 and August 31, 2006
(unaudited}

	January 31, 2007	August 31, 2006

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
Accounts Payable	$-	$4,288
Total Liabilities	-	4,288
STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock, no par value, 20,000,000 shares
authorized, none issued	$-	$-
Common stock, no par value, 1,000,000,000 shares
authorized, 15,000,000 shares issued and outstanding	4,288	4,288
Subscriptions receivable from founder	-	(4,288)
Additional paid-in capital	15,693	-
Deficit accumulated during the development stage	(19,981)	(4,288)
Total Stockholder's Equity (Deficit)	-	(4,288)

Total Liabilities and Stockholder's Equity (Deficit)	$-	$-

See accompanying summary of accounting policies and notes to financial statements

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Three and Six-Month Periods ended January 31, 2007 and for the Period from August 30, 2006 (Inception) Through January 31, 2007
(Unaudited)

	For the three months ended January 31, 2007	For the six months ended January 31, 2007	For the period from inception through January 31, 2007
EXPENSES	$-	$19,981	$19,981
NET LOSS	$-	$(19,981)	$(19,981)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,000,000	15,000,000

See accompanying summary of accounting policies and notes to financial statements

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Period from August 30, 2006
(Inception) Through January 31, 2007
(Unaudited)
					Deficit
					Accumulated
			Additional		During	Total
	Common Stock		Paid-In	Subscription	Development	Stockholder's
	Shares	Amount	Capital	Receivable	Stage	Equity
Issuance of common
stock to founder
on August 30, 2006
at $.000286
per share	15,000,000	$4,288	$--	$(4,288)	$—	$—

Repayment of
subscription
receivable					4,288	4,288

Capital contribution
by founder		—	15,693	—	—	15,693

Net loss	—	—	—	—	(19,981)	(19,981)
Balances, October 31, 2006	15,000,000	4,288	15,693	—	(19,981)	—

Net loss
	—	—	—	—	—	—

Balances,
January 31, 2006	15,000,000	$4,288	$15,693	$—	$(19,981)	$—

See accompanying summary of accounting policies and notes to financial statements

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six-Month Period ended January 31, 2007 and
for the Period from August 30, 2006 (Inception) Through January 31, 2007
(Unaudited)

	For the six months ended January 31, 2007	For the period from inception to January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,981)	$(19,981)
NET CASH USED IN OPERATING ACTIVITIES	(19,981)	(19,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of stock subscriptions receivable	4,288	4,288
Stockholder Capital Contribution	15,693	15,693
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,981	19,981

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

See accompanying summary of accounting policies and notes to financial statements

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of China Biotechnology, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the China Biotechnology’ latest Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended August 31, 2006, as reported in Form 10-SB, have been omitted.

NOTE 2 - Common Stock

Mr. Xu Han, President, purchased 15,000,000 shares of common stock for $4,288 on September 10, 2006 and made an additional capital contribution of $15,693 on October 10, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended January 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Biotechnology, Inc.

Date: March 19, 2007	/s/ Xu Han
Xu Han Chief Executive Officer and Chief Financial Officer