Form 10QSB
period 2007-04-30
CHINA BIOTECHNOLOGY, INC.
filed 2007-06-19
CIK 1375908

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

CHINA BIOTECHNOLOGY, INC.
(Name of Small Business Issuer in its charter)

Florida	20-5489738
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2503 W. Gardner Ct.
Tampa FL	33611
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 813.335.4343

File Number: 005-82135

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,000,000 shares of common stock as of June 1, 2007.

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

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
BALANCE SHEETS
As of April 30, 2007 and August 31, 2006
(unaudited)

	April 30, 2007	August 31, 2006

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
Accounts Payable	$-	$4,288

Total Liabilities	-	4,288
STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock, no par value, 20,000,000 shares authorized, none issued	$-	$-
Common stock, no par value, 1,000,000,000 shares authorized, 15,000,000 shares issued and outstanding	4,288	4,288
Subscriptions receivable from founder	-	(4,288)
Additional paid-in capital	15,693	-
Deficit accumulated during the development stage	(19,981)	(4,288)

Total Stockholder's Equity (Deficit)	-	(4,288)

Total Liabilities and Stockholder's Equity (Deficit)	$-	$-

See accompanying summary of accounting policies and notes to financial statements

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Three Month Period ended April 30, 2007 and
for the Period from August 30, 2006 (Inception) Through April 30, 2007
(Unaudited)

	For the three months ended April 30, 2007	For the period from inception through April 30, 2007

EXPENSES	$-	$19,981
NET LOSS	$-	$(19,981)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,000,000

See accompanying summary of accounting policies and notes to financial statements

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Period from August 30, 2006
(Inception) Through April 30, 2007
(Unaudited)

	Common Stock		Additional Paid-In	Subscription	Deficit Accumulated During Development	Total Stockholder's
	Shares	Amount	Capital	Receivable	Stage	Equity

Issuance of common stock to founder on August 30, 2006 at $.000286 per share	15,000,000	$4,288	$—	$(4,288)	$—	$—

Repayment of subscription receivable				4,288		4,288

Capital contribution by founder		—	15,693	—	—	15,693

Net loss	—	—	—	—	(19,981)	(19,981)

Balances,
April 30, 2007	15,000,000	$4,288	$15,693	$—	$(19,981)

See accompanying summary of accounting policies and notes to financial statements

CHINA BIOTECHNOLOGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period from August 30, 2006 (Inception) Through April 30, 2007
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,981)
NET CASH USED IN OPERATING ACTIVITIES	(19,981)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of stock subscriptions receivable	4,288

Stockholder capital contribution	15,693
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,981

Net change in cash	-
Cash, beginning of period	-
Cash, end of period	$-

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended April 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

32
Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Biotechnology, Inc.

Date: June 19, 2007	/s/ Xu Han
Xu Han Chief Executive Officer and Chief Financial Officer